Form 10-K
period 2019-12-31
Ford Credit Auto Lease Trust 2018-A
filed 2020-03-25
CIK 1736305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Ford Motor Credit Company LLC (“Ford Credit”) and U.S. Bank National Association (“US Bank”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2018-A (the “Trust”). Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2019 and for the period from January 1, 2019 through December 31, 2019, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

4.2
Third Amended and Restated Credit and Security Agreement, dated as of July 22, 2005, as amended and restated on September 1, 2019, among CAB East LLC, CAB West LLC, US Bank, Ford Credit and HTD Leasing LLC (included in Exhibit 4.1 to FCAL Two’s Form 8-K filed under Commission File No. 333-173928, as filed with the Commission on September, 3, 2019, which is incorporated herein by reference).

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

10.1
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

10.4
Third Amended and Restated Servicing Agreement, dated as of July 22, 2005, as amended and restated on September 1, 2019, among CAB East LLC, CAB West LLC, Ford Credit and HTD Leasing LLC (included in Exhibit 10.1 to FCAL Two’s Form 8-K filed under Commission File No. 333-173928, as filed with the Commission on September 3, 2019, which is incorporated herein by reference).

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

10.6
Second Amended and Restated Administration Agreement, dated as of July 22, 2005, as amended and restated on December 1, 2015, among HTD Leasing LLC, US Bank and Ford Credit (included in Exhibit 10.6 to FCAL Two’s Form SF-3 filed under Commission File No. 333-231819, as filed with the Commission on May 30, 2019, which is incorporated herein by reference).

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

Ford Credit Auto Lease Trust 2018-A (Issuing entity)
By: Ford Motor Credit Company LLC (Servicer)
By: /s/ Jason C. Behnke Jason C. Behnke Vice President - Assistant Treasurer (senior officer of Servicer in charge of servicing function)

March 25, 2020